Form 10-K
period 1998-12-31
GOVERNMENT TRUST M 1
filed 1999-04-02
CIK 856139

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________________

FORM  10-K

Annual report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Fiscal year ended December 31, 1998


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

DOCUMENTS INCLUDED AS EXHIBITS

Semiannual Report as of May 15, 1998   Exhibit  B

Semiannual Report as of November 16, 1998    Exhibit  C

Annual Report as of December 31, 1998    Exhibit D

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

                  (b) Holders .

                  The number of registered holders for Zero Coupon Certificates, Class M-1 on December 31, 1998 was 8.

                  (c) Dividends .

                  $2,489,000.00 distributed to holders for Zero Coupon Certificates, Class M-1 on May 15, 1998.

                  $2,396,000.00 distributed to holders for Zero Coupon Certificates, Class M-1 on November 16, 1998.

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

Item  11.         Executive  Compensation.

                  Not  Applicable.

Item  12 .        Security  Ownership of Certain Beneficial Owners and
                  Management

                  (a) Security ownership of certain beneficial owners.
_____________________________________________________________________________

(1) Title  of      (2)  Name  and        (3) Amount and     (4) Percent
    Class               address              nature  of         of class
                        of  benefi-          Beneficial
                        cial  owner          ownership
______________________________________________________________________________

Zero  Coupon            Cede & Co.          $ 4,476,000          99.18%
Certificates,           P.O. Box 20
Class  M-1            Bowling  Green  Station
                        New  York, NY   10004
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

                 (a) The following is a list of documents filed as part
                  of this report :

                 Exhibit                        Document
                   A                            List  of  Assets  held
                                                by  Trust  on
                                                December 31, 1998

                   B                            Semiannual Report
                                                as of May 15, 1998

                   C                            Semiannual Report as
                                                of November 16, 1998

                   D                            Annual Report as of
                                                December 31, 1998

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

Date :     March 31, 1999

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By : ______ Andrew Taylor__________________
           Vice President


Date :     March 31, 1999


By : ______Dennis Kildea________
           Assistant Vice President


Date :     March 31, 1999

Exhibit  A

GOVERNMENT TRUST M-1

U. S. Government  Securities

Maturity                         Par  Amount                Coupon

May 15, 1999                            230,000                    0.0000
November 15, 1999                       221,000                    0.0000





The Kingdom of Morocco M-1 Notes

Principal  Amount                    Rate  of
Outstanding                          Interest               Due Date

$ 4,234,218.49                        8.79730%              November 15, 1999

Exhibit B

THE CHASE MANHATTAN BANK
450 West 33rd Street
New York , New York  10001

Trustee's Semiannual Report

To the Holders of

Government Trust M-1 Zero Coupon Certificates
( Moroccan FMS Refinancing )

           and

Defense Security Assistance Agency
The Pentagon
Washington , DC  20301-2800
Attention of the Comptroller,  DSAA


i. On May 15, 1998, the Certificate Payment Date, the aggregate amount distributed to the Holders was $2,489,000.00. The portion thereof allocable to the principal and interest payments on the Related Note was $2,240,000.00 and to payments from the Securities Trust was $249,000.00.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $6,909,000.00.

iii. The unpaid principal amount of the Related Note(s) following such distribution is $ 6,351,327.75.

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


By: __________________

           Dennis Kildea
      Assistant Vice President


Report dated as of May 15, 1998
(Tax ID No. 13-6938177)

Exhibit C

THE CHASE MANHATTAN BANK
450 West 33rd Street
New York , New York  10001

Trustee's Semiannual Report

To the Holders of:
Government Trust M-1 Zero Coupon Certificates
( Moroccan FMS Refinancing )

           and

Defense Security Assistance Agency
The Pentagon
Washington , DC  20301-2800
Attention of the Comptroller,  DSAA

i. On November 16, 1998, the Certificate Payment Date, the aggregate amount distributed to the Holders was $2,396,000.00. The portions thereof allocable to the principal and interest payments on the Related Note was $2,156,000.00 and to payments from the Securities Trust was $240,000.00.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $4,513,000.00.

iii. The unpaid principal amount of the Related Note following such distribution is $4,234,218.49.

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

By: __________________
            Dennis Kildea
       Assistant Vice President

Report dated as of November 16, 1998
(Tax ID No. 13-6938177)

Exhibit D

THE CHASE MANHATTAN BANK
450  West  33rd  Street
New  York,  New  York   10001
Trustee's  Annual  Report

To  the  holders  of:
-  Government Trust M-1 Zero Coupon Certificates, Class M-1
    (Kingdom of Morocco FMS  Refinancing)
-  Defense  Security  Assistance  Agency
   The  Pentagon
   Washington,  D.C.   20301-2800
   Attention  of  the  Comptroller , DSAA

 i. During the year ending December 31, 1998, $4,885,000.00 was distributed to the holders of the Zero Coupon Certificates and this amount is allocable as follows:

  a. 90% from interest and principal payments made on the Kingdom of Morocco Promissory Note on May 1, 1998 and November 2, 1998.
  b. 10% from the proceeds of maturities of United States Treasury Strips due May 15, 1998 and November 16, 1998.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distributions is $4,513,000.00.

iii. The unpaid principal amount of the Kingdom of Morocco Promissory Note following the May 15, 1998 and November 16, 1998 distributions is $4,234,218.49.

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

Please be advised that no Payment Default has occurred and is continuing with respect to the May 15, 1998 and November 16, 1998 Certificate Payment Dates.

There have been no payments under the Guaranty with respect to the May 1, 1998 and November 2, 1998 Note Payment Dates next preceding the May 15,
1998 and November 16, 1998 Certificate Payment Dates.
To the best of my knowledge and belief, this Annual Report is complete and accurate. All capitalized terms used herein have the meanings assigned to them in the Declaration of Trust dated as of October 15, 1989.

By ___________________________
        Dennis Kildea
        Assistant Vice President
Report dated as of December 31, 1998
Tax I.D. No. 13-6938177

                REPORT OF INDEPENDENT AUDITORS

The Chase Manhattan Bank, Trustee
Government Trust M-1


We have audited the accompanying Distribution Report of Government Trust M-1 as of December 31, 1998 and for the year then ended. This schedule is the responsibility of the Trustee. Our responsibility is to express an opinion on this schedule based on our audit.

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

In our opinion, the Distribution Report referred to above presents fairly, in all material respects, amounts distributed to certificate holders, the aggregate initial amount of certificates outstanding, the unpaid principal amount of the promissory note and funds compared with amounts distributed from Government Trust M-1 at December 31, 1998 and for the year then ended, in conformity with generally accepted accounting principles.

                                                      Ernst & Young LLP

March 3, 1999

DISTRIBUTION REPORT

GOVERNMENT TRUST M-1

As of and for the Year Ended December 31, 1998

     I. During the year ended December 31, 1998, $4,885,000 was distributed to the Holders of the Zero Coupon Certificates and this amount is allocable as follows:

            1. 90% from principal and interest payments made on Kingdom of
               Morocco Promissory Notes on May 1, 1998 and November 2, 1998.

            2. 10% from the proceeds of maturities of United States Treasury
               Strips due May 15, 1998 and November 15, 1998.

    II. The aggregate Initial Amount of Certificates issued by the Trust outstanding after the May 15, 1998 and November 16, 1998 distributions is $4,513,000.00.

   III. The unpaid principal amount of the Kingdom of Morocco Promissory Notes following the May 15, 1998 and November 16, 1998 distributions is $4,234,218.49.

    IV. The amount in (I) above, together with the Trustee's fees and expenses equals the sum of 90% of the amounts paid by Morocco on the Notes on May 1, 1998 and November 2, 1998 and the payments received by the Trustee from the Securities Trust on May 15, 1998 and November 16, 1998.

See notes to distribution report.

NOTES TO DISTRIBUTION REPORT

GOVERNMENT TRUST M-1

December 31, 1998

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

NOTE B--ZERO COUPON CERTIFICATES

The Trust issued Zero Coupon Certificates (the Certificates) with an aggregate principal amount of $208,003,000. Each Certificate represents an interest in specific payments of principal and/or interest on the assets of the Trust. The Holder of each of the Certificates is entitled to receive a single payment on the date indicated in such Certificate. The Trust is required to distribute to the Certificate holders all funds held by the Trust, which would consist of an amount equal to 90% of the principal and interest required to be paid by the Borrower on the Related Note (see Note C), any payments received with respect to the Guaranty (see Note C), and payments from the related Securities Trust, less amounts paid to the Trustee for periodic fees and expenses. The government securities held for the benefit of the Trust consist of U.S. Treasury Strips and are calculated to provide the Trust on or before each Certificate Payment Date with funds equal to at least 10% of the principal and/or interest payment due on the related Note on the next preceding Note Payment Date. The payments to the Holders of the Certificates in the next year are as follows:

     Maturity Date                              Aggregate Maturity
     of Series                                  Amount of Series

     May 15, 1999                               2,303,000
     November 15, 1999                          2,210,000
                                                __________
              Total                            $4,513,000

GOVERNMENT TRUST M-1

NOTE C--PROMISSORY NOTES

One note, in the original principal amount of $116,365,281.46, with an interest rate of 8.79730% was paid in full as of November 15, 1995.

On the second note, in the original principal amount of $42,342,185.17, with an interest rate of 8.79730%, is payable by the Borrower semi-annually on each Note Payment Date, which is the tenth business day before a Certificate Payment Date (see Note B). Principal on this note is payable in installments in the next year as follows:

      Payment Date                               Amount

      May 1999                                   2,117,109
      November 1999                              2,117,109
                                                __________
                     Total                      $4,234,218


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